Form 10QSB
period 2001-09-30
ESSENTIAL LASER CONCEPTS LTD
filed 2002-02-28
CIK 1105298

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2001
                                            ------------------------------------

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

                     Nevada                                     86-0972807
-------------------------------------------------------------------------------
             (State or other jurisdiction                       (IRS Employer
         of incorporation or organization)                   Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 1,000,000

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Essential Laser Concepts, Ltd.
(A Development Stage Company)


        We have reviewed the accompanying balance sheet of Essential Laser Concepts, Ltd. (a development stage company) as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended June 30, 2001 and 2000, and cash flows for the nine month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                          Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 20, 2002

                                 ESSENTIAL LASER CONCEPTS, LTD.
                                 (A Development Stage Company)
                                        BALANCE SHEETS
                                          (Unaudited)

                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
ASSETS                                                         $             -  $            -
                                                               ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                             $           525  $            -
                                                               ---------------  --------------

          Total Liabilities                                                525               -
                                                               ---------------  --------------

Stockholders' Equity
Common stock (par value $.001), 100,000,000 shares authorized,  issued 1,000,000 shares at September 30,
  2001 and December 31, 2000                                             1,000           1,000
Paid-In Capital                                                          3,890           2,531
Retained deficit                                                        (1,200)         (1,200)
Deficit accumulated during development stage                            (4,215)         (2,331)
                                                               ---------------  --------------

          Total Stockholders' Equity                                      (525)              -
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $             -  $            -
                                                               ===============  ==============















                        See accompanying notes and accountants' report

                                 ESSENTIAL LASER CONCEPTS, LTD.
                                 (A Development Stage Company)
                                    STATEMENT OF OPERATIONS
                                          (Unaudited)

                                                                                   Cumulative
                                                                                     Since
                                                                                  October 20,
                        For the Three Months           For the Nine Months            1999
                               Ended                          Ended               Inception of
                           September 30,                  September 30,           Development
                   ------------------------------ ------------------------------
                        2001            2000           2001           2000           Stage
                   --------------- -------------- -------------- --------------- --------------

Revenues           $             - $            - $            - $             - $            -
                   --------------- -------------- -------------- --------------- --------------

Expenses                       525            352          1,884           1,287          4,215
                   --------------- -------------- -------------- --------------- --------------

       Net Loss    $          (525)$         (352)$       (1,884)$        (1,287)$       (4,215)
                   =============== ============== ============== =============== ==============

Basic & Diluted
   Loss Per Share  $             - $            - $            - $             -
                   =============== ============== ============== ===============


















                        See accompanying notes and accountants' report

                                 ESSENTIAL LASER CONCEPTS, LTD.
                                 (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)

                                                                                 Cumulative
                                                                                    Since
                                                                                 October 20,
                                                                                     1999
                                                  For the Nine Months Ended      Inception of
                                                        September 30,            Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
Cash Flows from Operating Activities:
    Net Loss                                   $        (1,884)$          (935) $       (4,215)
    Increase (Decrease) in Accounts Payable                525              55             325
                                               --------------- ---------------  --------------
        Net cash used in operating activities           (1,359)           (880)         (3,890)

Cash Flows from Investing Activities:
        Net cash provided by investing activities            -               -               -
                                               --------------- ---------------  --------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder                   1,359             880           3,890
                                               --------------- ---------------  --------------
         Net cash provided by
         financing activities                            1,359             880           3,890
                                               --------------- ---------------  --------------

Net change in cash and cash equivalents                      -               -               -
Cash and cash equivalents at beginning of year               -               -               -
                                               --------------- ---------------  --------------

Cash and cash equivalents at end of year       $             - $             -  $            -
                                               =============== ===============  ==============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
        Interest                               $             - $             -  $            -
        Franchise and income taxes             $             - $             -  $          500

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None



                        See accompanying notes and accountants' report

                                 ESSENTIAL LASER CONCEPTS, LTD.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                          (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of September 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                 ESSENTIAL LASER CONCEPTS, LTD.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (continued)
                                          (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $         (525)        1,000,000  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $        (1,884)       1,000,000  $            -
                                              ===============  ===============  ==============

                                               For the Three Months Ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $          (352)       1,000,000  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $        (1,287)       1,000,000  $            -
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the September 30, 2001 presentation.

                                 ESSENTIAL LASER CONCEPTS, LTD.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (continued)
                                          (Unaudited)

NOTE 2 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,400 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

        The Company had no sales or sales revenues for the three months ended September 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

        The Company had no costs of sales revenues for the three months ended September 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had $525 and $1,884 in general and administrative expenses for the three and nine month period ended September 30, 2001 and $352 and $1,287 for the same periods in 2000.

        The Company recorded net loss of $525 and $1,884 for the three and nine months ended September 30, 2001 compared to $352 and $1,287 loss for the same periods in 2000.

Capital Resources and Liquidity

        At September 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 30, 2000. The Company had a net working capital deficit of $525 and $0 at September 30, 2001 and December 31, 2000.

        Net stockholders' deficit in the Company was $525 and $0 as of September 30, 2001 and December 31, 2000.

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